Form 10-K
period 2007-12-31
J.P. Morgan Mortgage Trust 2007-A5
filed 2008-03-28
CIK 1412263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other
Jurisdiction
(Telephone number,
including area code)
J.P. MORGAN MORTGAGE TRUST 2007-A5
Delaware
(I.R.S. Employer Identification No.)
13-3475488
(Commission file number of Issuing Entity)
(Address of Principal Executive Offices)
New York, NY
270 Park Avenue
(Zip Code)
10017
(212) 834-3850
Securities registered pursuant to Section 12(b) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2007
or
For the transition period from _____________ to _____________
(Exact name of Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company"
in Rule 12b-2 of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
Documents incorporated by reference:
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ N o ]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
J.P. Morgan Acceptance Corporation I (Depositor)
J.P. MORGAN MORTGAGE ACQUISITION CORP.
333-141607-13
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement;
and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not applicable.
Smaller reporting company [ ]
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
None.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART II
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 9A(T). Controls and Procedures.
Item 9B. Other Information.
None.
Item 10. Directors and Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.
PART III
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 1112(b) of Regulation AB.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
Item 1122 of Regulation AB.
Servicer Compliance Statement.
Significant Obligors of Pool Assets (Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB.
On March 26, 2008, the depositor was served with a class action lawsuit filed by Plumbers' & Pipefitters' Local #562
Supplemental Plan & Trust and Plumbers' & Pipefitters' Local #562 Pension Fund before the Supreme Court of the State of New York. The suit involves claims under section 11 of the Securities Act of 1933 for alleged false and misleading registration statements and prospectus supplements filed with the Commission between January 2006 and March 2007.
No single obligor represents 10% or more of the pool assets held by the issuing entity.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.
Item 1115(b) of Regulation AB.
The information regarding this Item has been previously filed in a 424(b)(5) filing dated September 28, 2007, Commission
File Number 333-141607-13, CIK Number 0001412263.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.
Item 1114(b)(2) of Regulation AB.
Credit Enhancement and Other Support, Except for Certain
Derivatives Instruments (Information Regarding Significant
Enhancement Providers Financial Information).
Servicer compliance statements are attached hereto under Item 15.
Certain Derivatives Instruments (Financial Information).
SUBSTITUTE INFORMATION FOR REGULATION AB PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2)
TO FORM 10-K.
Item 15. Exhibits, Financial Statement Schedules.
b) Exhibits indentified in paragraph a) above.
c) Not Applicable.
PART IV
a) Exhibits
* Filed herewith.
4
Instruments defining the rights of security holders.
4.1
Pooling and Servicing Agreement, dated as of September 1, 2007, by and among J.P. Morgan
Acceptance Corporation I, as Depositor, HSBC Bank USA, National Association, as Trustee
and U.S. Bank National Association, as Master Servicer and Securities Administrator
(incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on October 12, 2007, Commission File Number 333-
141607-13, CIK number 0001412263)
4.2
Trust Agreement dated as of September 1, 2007, by and among J.P. Morgan Acceptance
Corporation I, as Depositor, HSBC Bank USA, National Association, as Trustee and U.S.
Bank National Association, as Master Servicer and Securities Administrator (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K/A of the registrant, as filed with the Commission on January 9, 2008, Commission File Number 333-141607-13, CIK
number 0001412263)
10 Incorporated by reference as Exhibit 4.
33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
35 Item 1123 Servicer Compliance Statement
31 302 Sarbanes-Oxley Certification
a) Chase Home Finance LLC, as Servicer*
b) Countrywide Home Loans Servicing LP, as Servicer*
c) JP Morgan Chase Bank, N.A., as Servicer and Custodian*
d) National City Mortgage Co., as Servicer*
e) PHH Mortgage Corporation, as Servicer*
f) Regulus Group LLC, as Sub-Contractor for National City Mortgage Co.*
g) The Bank of New York, as Custodian*
h) U.S. Bank National Association, as Master Servicer and Securities Administrator*
i) Wells Fargo Home Mortgage, Inc., as Servicer*
a) Chase Home Finance LLC, as Servicer*
b) Countrywide Home Loans Servicing LP, as Servicer*
c) JP Morgan Chase Bank, N.A., as Servicer and Custodian*
d) National City Mortgage Co., as Servicer*
e) PHH Mortgage Corporation, as Servicer*
f) Regulus Group LLC, as Sub-Contractor for National City Mortgage Co.*
g) The Bank of New York, as Custodian*
h) U.S. Bank National Association, as Master Servicer and Securities Administrator*
i) Wells Fargo Home Mortgage, Inc., as Servicer*
a) Chase Home Finance LLC, as Servicer*
b) Countrywide Home Loans Servicing LP, as Servicer*
c) JP Morgan Chase Bank, N.A., as Servicer*
d) National City Mortgage Co., as Servicer*
e) PHH Mortgage Corporation, as Servicer*
f) U.S. Bank National Association, as Master Servicer*
g) Wells Fargo Home Mortgage, Inc., as Servicer*
SIGNATURES
March 28, 2008
/s/ Bryan Calder
Bryan Calder
President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
U.S. Bank National Association, as Master Servicer
J.P. MORGAN MORTGAGE TRUST 2007-A5
(Senior Officer in Charge of the Servicing Function of the Master Servicer)
Title:
By (Signature and Title):
Name:
Date
EXHIBIT INDEX
EXHIBIT DESCRIPTION
33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
35 Item 1123 Servicer Compliance Statement
31 302 Sarbanes-Oxley Certification
a) Chase Home Finance LLC, as Servicer*
b) Countrywide Home Loans Servicing LP, as Servicer*
c) JP Morgan Chase Bank, N.A., as Servicer and Custodian*
d) National City Mortgage Co., as Servicer*
e) PHH Mortgage Corporation, as Servicer*
f) Regulus Group LLC, as Sub-Contractor for National City Mortgage Co.*
g) The Bank of New York, as Custodian*
h) U.S. Bank National Association, as Master Servicer and Securities Administrator*
i) Wells Fargo Home Mortgage, Inc., as Servicer*
a) Chase Home Finance LLC, as Servicer*
b) Countrywide Home Loans Servicing LP, as Servicer*
c) JP Morgan Chase Bank, N.A., as Servicer and Custodian*
d) National City Mortgage Co., as Servicer*
e) PHH Mortgage Corporation, as Servicer*
f) Regulus Group LLC, as Sub-Contractor for National City Mortgage Co.*
g) The Bank of New York, as Custodian*
h) U.S. Bank National Association, as Master Servicer and Securities Administrator*
i) Wells Fargo Home Mortgage, Inc., as Servicer*
a) Chase Home Finance LLC, as Servicer*
b) Countrywide Home Loans Servicing LP, as Servicer*
c) JP Morgan Chase Bank, N.A., as Servicer*
d) National City Mortgage Co., as Servicer*
e) PHH Mortgage Corporation, as Servicer*
f) U.S. Bank National Association, as Master Servicer*
g) Wells Fargo Home Mortgage, Inc., as Servicer*
4
Instruments defining the rights of security holders.
4.1
Pooling and Servicing Agreement, dated as of September 1, 2007, by and among J.P. Morgan
Acceptance Corporation I, as Depositor, HSBC Bank USA, National Association, as Trustee
and U.S. Bank National Association, as Master Servicer and Securities Administrator
(incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on October 12, 2007, Commission File Number 333-
141607-13, CIK number 0001412263)
4.2
Trust Agreement dated as of September 1, 2007, by and among J.P. Morgan Acceptance
Corporation I, as Depositor, HSBC Bank USA, National Association, as Trustee and U.S.
Bank National Association, as Master Servicer and Securities Administrator (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K/A of the registrant, as filed with the Commission on January 9, 2008, Commission File Number 333-141607-13, CIK
number 0001412263)
10 Incorporated by reference as Exhibit 4.